Form 10QSB
period 2008-06-30
RECIPE KITS, INC.
filed 2008-08-14
CIK 1424393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number: 333-148931
Recipe Kits, Inc.
(Name of small business issuer in its charter)

Nevada	20-5886712
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14145 Proctor Ave. Suite 14 City of Industry, CA 91746
(Address of principal executive offices)
(626)336-8684
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):	Yes [X] No [ ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.	Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 5,014,000 shares issued and outstanding as of August 12, 2008.

Transitional Small Business Disclosure Format (Check one):	Yes [ ] No [X]

-1- TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RECIPE KITS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008 and September 30, 2007

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2008 and September 30, 2007;
F-2	Statements of Operations for the three and nine months ended June 30, 2008, the three and nine months ended June 30, 2007 and for the Period from Inception (October 10, 2006) to June 30, 2008;
F-3	Statements of Stockholders' Equity from Inception (July 17, 2007) to June 30, 2008
F-4	Statements of Cash Flows for the nine months ended June 30, 2008, the nine months ended June 30, 20087, and for the Period from Inception (October 10, 2006) to June 30, 2008;
F-5	Notes to Financial Statements;
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

-3- Table of Contents RECIPE KITS, INC. (A DEVELOPMENTAL STAGE COMPANY) BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30, 2008	September 30, 2007
CURRENT ASSETS
Cash in bank	$62,285		$85,414
Total Current Assets	62,285		85,414

FIXED ASSETS

Property and Equipment, net	5,276		6,596
Total Fixed Assets	5,276		6,596

OTHER ASSETS

Lease Deposits	1,500		1,500
Total Other Assets	1,500		1,500

TOTAL ASSETS	$69,061		93,510

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,176	$	nil
Total Curent Liabilities	1,176		nil

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 75,000,000
shares authorized, 5,014,000 and 5,014,000
shares issued and outstanding, respectively	5,014		5,014

Additional paid in capital	107,686		107,686

Deficit accumulated during the development stage	(44,815)		(19,190)

Total Stockholders' Equity	67,885		93,510

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$69,061		$93,510
The accompanying notes are an integral part of these financial statements. PAGE F-1 -4- Table of Contents RECIPE KITS, INC. (A DEVELOPMENTAL STAGE COMPANY) STATEMENT OF OPERATIONS (UNAUDITED)
	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Nine Months Ended June 30, 2008	For the Nine Months Ended June 30, 2007	From Inception on October 10, 2006 Through June 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation expense	440	-	1,320	-	1,564
General and administrative	12,011	14,564	25,656	18,231	45,777

Total Operating Expenses	12,451	14,564	26,976	18,231	47,341

INCOME(LOSS) FROM OPERATIONS	(12,451)	(14,564)	(26,976)	(18,231)	(47,341)

OTHER EXPENSES

Interest Income	389	367	1,351	367	2,526

Total Other Expenses	389	367	1,351	367	2,526
LOSS FROM OPERATIONS
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(12,062)	$(14,197)	$(25,625)	(17,864)	(44,815)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,014,000	5,014,000	5,014,000	5,014,000

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance October 10, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.004 per share	3,000,000	3,000	9,000	-	12,000

Shares issued for cash
at $0.05 per share	2,014,000	2,014	98,686	-	100,700

Net loss since inception
through September 30, 2007	-	-	-	$(19,190)	$(19,190)

Balance September 30, 2007	5,014,000	$5,014	$107,686	$(19,190)	$93,510

Net loss for the nine months
ended June 30, 2008	-	-	-	$(25,625)	$(25,625)

Balance June 30, 2008	5,014,000	$5,014	$107,686	$(44,815)	$67,885

The accompanying notes are an integral part of these financial statements. PAGE F-3 -6- Table of Contents RECIPE KITS, INC. (A DEVELOPMENTAL STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30, 2008	For the Nine Months Ended June 30, 2007	From Inception On October 10, 2006 through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(14,625)	$(17,864)	$(44,815)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	1,320	-	1,564
Changes in operating assets and liabilities:
Changes in deposits	-	(1,500)	(1,500)
Changes in accounts payable and accrued expenses	1,176	-	1,176

NET CASH USED BY OPERATING ACTIVITES	(23,129)	(20,446)	(43,575)

INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(6,840)	(6,840)

NET Cash Used by Investing Activities	-	(6,840)	(6,840)

FINANCING ACTIVITIES

Common stock issued for cash	-	112,700	112,700

Net Cash Provided by Financing Activities	-	112,700	112,700

NET DECREASE IN CASH	(23,129)	86,496	62,285

CASH AT BEGINNING OF PERIOD	85,414	-	-

CASH AT END OF PERIOD	$62,285	$86,496	$62,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.

Notes to the Condensed Financial Statements
June 30, 2008 and September 30, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Plan of Operation.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A. Management's Discussion

Recipe Kits, Inc. ("RKI", the "Company", "we" or "us") was formed on October 10, 2006. We have not generated any revenue to date and we are a development stage company. We intend to provide prepackaged kits containing all of the requisite ingredients necessary to prepare a variety of recipes. To the extent that we can package ingredients without compromising quality, freshness and taste, we expect to offer poultry, fish, meat and vegetarian dishes as well as fruit and other items. Depending upon consumer preferences we expect to emphasize the nutritional aspects of freshly prepared, nutritious food to health conscious consumers. Each kit will include every single ingredient (except for water) required for a particular recipe, in the exact quantities specified for the recipe. The ingredients will be cleaned and/or peeled as necessary, cut according to the specifications (sliced, diced, julienne) and individually vacuum packed. All ingredients will be prepared fresh, with no preservatives. The fact that all ingredients are provided in separate individual bags allows a prospective customer to vary and modify the recipe according to their taste: for example, hold some of the salt, for a low-sodium result, or omit some of the spices. In the initial phase of our marketing, it is our intention to market our kits to guests at extended stay hotels and timeshares, followed by distribution through membership warehouses and ultimately to deliver our kits to consumer's homes nationwide with internet ordering.

We are a start-up company. We have not commenced substantive operations thus far and much of this discussion is prospective in nature. that is we describe our proposed business operations in detail. To be clear, at this point our business has been limited to the following efforts and activities:

1.	We have formed and organized the company and implemented the corporate governance and oversight standards we believe are requisite to effectively operating our company.
2.	We have researched and developed the business plan as described in detail herein.
3.
We have developed and assembled a proof-of-concept sample product or kit containing all of the necessary ingredients packaged in accordance with our expectations and in a manner we believe may be commercially acceptable to retail clients.

4.	We have identified specific recipes for meals or food items we believe are most likely to result in commercial and retail acceptance.
5.	Researched, investigated and identified the sources and suppliers for the individual ingredients we anticipate shall be included in many of the individual recipe kits.
6.	Explored reasonably acceptable locations and facilities for purposes of packaging the food items and assembling the kits.
7.
Researched and reviewed federal and state laws, rules and regulations pertaining to the packaging and sale of foodstuffs in a manner consistent with our proposed business and operations as a food processor.

We have never been subject to any bankruptcy, receivership or similar proceeding nor have we engaged in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. Neither we, nor our officers, Directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

In the initial approximately twenty one month operating period from October 10, 2006 (inception) to June 30, 2008, the Company generated no revenues while incurring $45,777 in general and administrative expenses and $1,564 in total depreciation expenses. When combined with $2,526 in interest income, the Company had a cumulative net loss of $44,815 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the nine months ended June 30, 2008, the Company generated $0 in revenues incurring $25,666 in general and administrative expenses and $1,320 in total depreciation expenses. When combined with $1,351 in interest income, the Company had a cumulative net loss of $25,625 for the period. This is compared to a cumulative loss of $17,864 for the nine months then ended 2007. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $61,109 in working capital. The Company's total current assets as of June 30, 2008 consisted of $62,285 in cash, $5,276 in fixed assets and $1,500 in other assets for a total of $69,061.

B. Plan of Operation

Objectives

Our objective is to manufacture and produce our recipe kits and to become a popular and sought after brand of nutritional and tasty convenient food products that can be enjoyed by the whole family regardless of time of day.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will focus on developing the prototype for our recipe kits so as to result in a commercially acceptable product containing the freshest ingredients and proffering convenience so that our target consumer might enjoy creating a nutritious and uniquely savory recipe without hassle. We hope to offer a diverse product selection including a variety of main dishes, side dishes and desserts. To the extent that we can package ingredients without compromising quality, freshness and taste, we expect to offer fish, meat and vegetarian dishes as well as fruit and other items. Depending upon consumer preferences we expect to emphasize the nutritional aspects of freshly prepared, nutritious food to health conscious consumers. As a consequence, we will limit the use of preservatives. We intend to enhance our products with attractive, modern packaging and visually informative graphics designed to inform the consumer as to what the finished recipe should look like.

Upon completion of the creation of our initial products, we intend to secure initial markets by approaching extended stay motels and hotels and timeshares in and around Disneyland. We consider that to be an ideal target market for the introduction of our concept due to the availability of fully operational kitchens, combined with the fact that travelers in those types of rooms are likely to want to cook some of their own meals, while being less inclined to go shopping for groceries. We will initially focus our marketing efforts in the area surrounding Disneyland in Southern California due to its concentration of approximately 2,000 rooms in timeshares and extended stay hotels. Las Vegas, Nevada, would be an ideal subsequent location, as it also has a high concentration of timeshares and extended stay hotels.

Product Development

Our products are intended to be consumed by people of all ages at any time of day or night. Consequently it is our goal to offer products of convenience and quality freshness.

Phase I

Over the course of a twelve month period we would seek to develop a sampling of recipe kit prototypes. Initially we would offer up to twenty recipes When creating our initial products we will seek out qualified culinary experts including chefs, food purveyors and packaging experts. Initially, with funds earned from this offering, we may employ these professionals on a consulting basis.

Phase II	Upon completion of the creation of our initial products, we intend to secure initial markets by approaching extended stay motels and hotels and timeshares in and around Disneyland.
Phase III	Once agreements are in place allowing us to market our products to guests of timeshares and extended stay hotels we intend to commence production and sales of our first recipe kits.

The incremental approach described above will allow us to begin product development on a limited financial budget. As revenues increase, additional programs can be developed. Ultimately, we would like to have our product lines shipped just-in-time from multiple location(s) centrally located within vacation destinations with a high density of extended stay facilities including Los Angeles, California, Orlando, Florida and Las Vegas, Nevada.

Marketing and Distribution

We are preparing a marketing plan staggered in three phases.

In the first phase of the plan we intend to focus on a target market comprised of guests of timeshares and extended stay hotels. We consider that to be an ideal target market for the introduction of our concept due to the availability of fully operational kitchens, combined with the fact that travelers in those types of rooms are likely to want to cook some of their own meals, while being less inclined to go shopping for groceries. We will initially focus our marketing efforts in the area surrounding Disneyland in Southern California due to its concentration of approximately 2000 rooms in timeshares and extended stay hotels. Las Vegas, Nevada, would be an ulterior location, as it also has a high concentration of timeshares and extended stay hotels.

The second phase of the marketing plan will attempt to obtain distribution of our kits through membership warehouses such as Sams Club and Costco.

A third phase of our marketing plan will culminate in nationwide direct distribution of our products to consumers, facilitated by internet ordering.

Suppliers

Perishable food items, including meat, sea food, dairy and produce, will be purchased locally or regionally by us. We do not reasonably foresee any material shortages of food or other products necessary to our operations and do not anticipate such shortages in the foreseeable future. We are not dependent upon any particular supplier or suppliers as a source for ingredients to be used in our products or for other items to be used in our operations.

Capital Resources and Liquidity

At June 30, 2008, we had working capital of approximately $61,109. We believe we can satisfy our cash requirements for the next twelve months with our current cash, and the expected amounts to be raised through our Form S-1 effective registration statement. However, we may not be able to successfully effectuate our business plan until and unless we are successful in raising funds in this offering.

As set forth in the notes to the financial statements, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have no viable operations or significant assets and we are dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity,

We are still in the process of developing and implementing our business plan and raising additional capital. As such, we are considered to be a development stage company. Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for us to continue as a going concern.

 Government Regulation

As a marketer and distributor of food products, the Company may be subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). The FDA regulates manufacturing and holding requirements for foods through its manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. Depending on the product lines maintained by the Company, the Company may also become subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated thereunder by the U.S. Department of Agriculture ("USDA"). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the Company's suppliers. The Company may also become subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption. The Company and its products could also become subject to state, provincial and local regulation through such measures as the licensing of its facilities; enforcement by state, provincial and local health agencies of state, provincial and local standards for the Company's products; and regulation of the Company's trade practices in connection with the sale of its products. Facilities may be subject to inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products which might be distributed by the Company. The Company may also become subject to regulation by numerous U.S. federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable and hazardous materials and waste, and similar state and local agencies.

Facilities

Our corporate offices are located at 14145 Proctor Avenue Suite 14 City of Industry, California 91746. Our telephone number is 626-336-8684.

We have made arrangements with a local restaurant located in Southern California so as to utilize their kitchen facilities, equipment and refrigerated storage capacity for purposes of packaging and preparing our products in accordance with state and federal regulatory requirements. We are negotiating a contract with the purveyors of this restaurant which would afford us the use of their facilities in exchange for a revenue sharing compensation plan such that they would be entitled to a percentage of each unit we sell (At this time we have not finalized these negotiations). Alternately, we would consider opening our own small restaurant or grocery store as a base from which to prepare our recipe kits.

We plan to maintain a modest website located at www.recipekits.com. We have entered into an agreement with a website developer so as to design and implement a fully functional e-commerce enabled internet platform in addition to a sister site located at www.recipehunt.com. The second site shall be content rich including over 50,000 individual recipes for a broad range of meals. It is intended to drive traffic to our primary website at recipekits.com.

Employees
We have commenced only limited operations. Therefore, we have no full time employees. Our officers and directors provide services to us on an as-needed basis. When we commence full operations, we may need to hire full-time management and administrative support staff.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, the Company's officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

-13- Table of Contents

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the relevant period for this report the Company has not sold any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit
3.	Articles of Incorporation & By-Laws
(a) Articles of Incorporation of Recipe Kits, Inc. filed on October 10, 2006, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on January 30, 2008.
(b) Bylaws of Recipe Kits, Inc. adopted on October 10, 2006, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on January 30, 2008.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
-14- Table of Contents
b) Reports on Form 8-K
During the quarter ending on June 30, 2008, RECIPE KITS, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None
-15- Table of Contents
SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Recipe Kits, Inc.
(Registrant)
Signature	Title	Date
/s/ Richard Cheang	President & CEO, Director	August 12, 2008
Richard Cheang

/s/ Peter Pei Hwa Yang	Treasurer & CFO, Director	August 12, 2008
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Financial Officer	August 12, 2008
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Accounting Officer	August 12, 2008
Peter Pei Hwa Yang

-16-