Form 10KSB
period 2008-09-30
RECIPE KITS, INC.
filed 2009-01-13
CIK 1424393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from__________ to __________

Commission File Number: 333-148931
Recipe Kits, Inc.
(Exact name of small business issuer as specified in its charter)
Nevada	20-5886712
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14145 Proctor Ave. Suite 14 City of Industry, CA 91746
(Address of principal executive offices)
(626)336-8684
(Issuer's telephone number)
Securities registered under Section 12(b) of the Exchange Act: none
(Title of each class)
Securities registered under Section 12(g) of the Exchange Act: none
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     [ X ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                       Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                                                                                                                                                 Yes [  ] No [ X ]

Our revenues for our most recent fiscal year which ended on September 30, 2008 totaled $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:        An aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, because no such market or quotation of our company’s securities exists yet and no shares have been sold during the period. However, based on the $0.10 per share registration price of our securities, as filed with the Securities and Exchange Commission on Form S1, Amendment 3, on June 4, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates is $201,400.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                             Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, 5,014,000 shares issued and outstanding as of January 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Articles of Incorporation as filed as exhibit to our registration statement on Form S1, Amendment 3, filed on June 4, 2008.

2.

Bylaws as filed as exhibit to our registration statement on Form S1, Amendment 3, filed on June 4, 2008.

3.

Form S1, Amendment 3, Registration Statement initialay filed June 4, 2008.

Transitional Small Business Disclosure Format (Check one):                                                                 Yes [   ] No [ X ]

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in operating and expanding our business and our assumptions regarding the regulatory environment, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions, are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of sales, operating margins, earnings, cash flow, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results. As a result, you should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws. Factors that might cause future results to differ include, but are not limited to, the following:

•

our ability to recruit and maintain experienced management and personnel;

•

our ability to maintain or attract sufficient customers in existing or new markets;

•

our ability to respond to competetion;

•

the mix and timing of services sold in a particular period;

•

the timing of the initiation, progress or cancellation of significant contracts or arrangements;

•

changes in federal or state regulation or decisions by regulatory bodies that affects us;

•

the ability of our customers to meet their payment obligations;

•

general economic and business conditions;

•

changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; and

•

our ability to manage the commencement and growth of our operations;

Item 1.  Description of Business

In this document, Recipe Kits, Inc. is referred to as “we”, “us”, the “Company” or “RKI”, the “Registrant” or the “Issuer” depending upon the specific context.

Recipe Kits, Inc. was formed on October 10, 2006.  We have not generated any revenue to date and we are a development stage company. We intend to provide prepackaged kits containing all of the requisite ingredients necessary to prepare a variety of recipes. To the extent that we can package ingredients without compromising quality, freshness and taste, we expect to offer poultry, fish, meat and vegetarian dishes as well as fruit and other items. Depending upon consumer preferences we expect to emphasize the nutritional aspects of freshly prepared, nutritious food to health conscious consumers. Each kit will include every single ingredient (except for water) required for a particular recipe, in the exact quantities specified for the recipe. The ingredients will be cleaned and/or peeled as necessary, cut according to the specifications (sliced, diced, julienne) and individually vacuum packed. All ingredients will be prepared fresh, with no preservatives. The fact that all ingredients are provided in separate individual bags allows a prospective customer to vary and modify the recipe according to their taste: for example, hold some of the salt, for a low-sodium result, or omit some of the spices. In the initial phase of our marketing, it is our intention to market our kits to guests at extended stay hotels and timeshares, followed by distribution through membership warehouses and ultimately to deliver our kits to consumer’s homes nationwide with internet ordering.

We are a start-up company. We have not commenced substantive operations thus far and much of this discussion is prospective in nature, that is we describe our proposed business operations in detail.  To be clear, at this point our business has been limited to the following efforts and activities:

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

6.

Explored reasonably acceptable locations and facilities for purposes of packaging the food items and assembling the kits. Just prior to the end of the fiscal year we have secured the use of a 1,500 square foot commercial kitchen facility.

7.

Researched and reviewed federal and state laws, rules and regulations pertaining to the packaging and sale of foodstuffs in a manner consistent with our proposed business and operations as a food processor.

8.

Commenced the development of our initial products to be offered to the public. This includes testing of various packaging materials and technology options.

9.

Commenced the creation of advertising material to be distributed to our intended target customer base.

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

Principal Products and Market(s)

We wish to provide fresh, healthy food items in kit form such that anyone might prepare a pleasant tasting visually appealing meal or dinner any time of day.  Generally, health conscious, time-starved consumers might desire home-cooked meals and the joy of home cooking but for the time involved in aggregating essential items particularly when a given recipe might be unique or unusual.  We intend to pre-package the requisite ingredients to unique, savory and interesting recipes and proffer these kits to a niche market including extended stay hotels and motels in and around vacation destinations in the Southwest.  Initially, we will limit our operations to Southern California, particularly areas around Disneyland® and other areas we believe may have a high density of extended stay type accommodations.  We are limited by state regulatory provisions such that we may only deliver our product(s) to locations within 30 minutes travel time from the location of preparation. The Disneyland® resort area concentrates approximately 2000 timeshare and extended stay room which include fully equipped kitchens. We have also considered Las Vegas, Nevada as a potential subsequent market for our products.  We intend to proffer our customers consistent product quality and expeditious service.

For illustrative purposes, one such example of the recipe kits we intend to develop might include Chicken Parmesan.  A customer ordering the 4 serving kit would receive a box containing individually vacuum-sealed bags containing: 1 egg ,1/2 cup Shredded Parmesan Cheese, 1/4 cup dry bread crumbs, 1 teaspoon Italian seasoning, 4 boneless, skinless chicken breast halves, 1/4 cup olive oil, 1/4 cup Shredded Mozzarella Cheese, 9 ounce linguine, 1 3/4 cups marinara sauce.  Each bag will labeled in accordance with federal regulatory requirements. This label includes the following information:

1.

identity of the food item e.g., linguine

2.

quantity in both ounces and grams g.g., 9 oz, 255 grams

3.

responsibility statement (Name and address of our company)

For any given recipe kit each separate bag would contain only the freshest and highest available quality produce, meats, dairy and seasoning ingredients. The ingredients provided for any given recipe kit would be pre-cut and premeasured in accordance with the recipe’s requirements. In addition, each kit would contain detailed instructions as to precisely how to prepare the recipe.

Initially we conducted informal survey(s) of friends, family, associates and acquaintances, we believe might be representative of our target customer. In so doing, we solicited suggestions for categories organized by regional cuisines, (Chinese, Thai, Italian, Vietnamese, so-called American comfort food, Mexican, etc.) We also reviewed popular cookbooks presently available for sale either at brick and mortar book stores or online at websites including amazon.com.

We looked for books that rank very high in popularity based on Amazon.com sales; Each holds a rating of at least 4.5 out of 5 stars after averaging the ratings from at least 6 reviewers. Some of the books we visited included the following::

1.

Essentials of Classic Italian Cooking

Provides an updated combination of two best-selling cookbooks--The Classic Italian Cookbook and More Classic Italian Cooking--with thirty-five new recipes, revised cooking instructions, and new menus.

2.

The Way to Cook

A cookbook which has sold half a million copies, written by Julia Child, blends classic techniques with free-stile American cooking, emphasizing lightness, freshness and simpler preparations.

3.

Mollie Katzen's Vegetable Heaven

This companion volume to the 26-part public television series which began airing in October 1997 contains more than 200 recipes for delicious and surprising fare; illustrated with paintings, richly evocative of the pleasures of cooking and eating.

4.

The Wisdom of the Chinese Kitchen

Classic Family Recipes for Celebration and Healing.

5.

The Asian Grocery Store Demystified

Peppering her text with personal tales while unearthing gems of Asian food lore, the author clarifies the foodstuffs of every major Asian culture, including Chinese, Japanese, Laotian, Thai, Korean.

6.

Victory Garden Cookbook

An incomparable variety of more than 800 enticing recipes, basic gardening information, shopping tips for

Non-gardeners, preserving and serving hints in oversize format.

8.

The New Moosewood Cookbook

Fifteenth-anniversary edition of a collection of healthful recipes. Features recipes that contain less fat and fewer dairy products and eggs.

Next we focused on recipes that share similar core ingredients so that we might efficiently allocate our procurement of ingredients by focusing a handful of common food items. We tried to balance the need from reasonable and economic ease of availability from know potential suppliers geographically proximate to us with our desire to proffer exciting and stimulating fresh new and popular flavors. Many of our initial choices centered on South-East Asian

flavors.   We like the use of fresh leaves and herbs, and sharp, sweet and salty complex though light sauces.  The rich and complex flavors of south-east Asian food and their perceived health benefits appealed to us.  More importantly we believe that these recipes might appeal to our target customers as well.  We intend to offer kits for two, 4, and six individuals. Our prices will range from between $12-$19 for the two serving kits and $30-$39 for the six serving kits.  We expect to secure the raw materials used in our recipe kits primarily from vendors including:

•

SYSCO, North America’s leading foddservice marketer and distributor.  They provide everything to prepare meals away from home and supply restaurants across the country.

•

The Chef’s Warehouse, a specialty food distrpbutor.

•

Local distributors of fresh fruits and vegetables.

We have not yet entered into any formal agreements with these suppliers.

Our marketing efforts will focus on extended stay hotels and motels located near and about Disneyland in Anaheim, California. We will focus on securing the right to stock rooms with our marketing and promotional materials including a menu of our featured recipe kits and ordering information. These accommodations typically include a kitchenette and kitchenware so that guests could prepare their own meals.

Distribution Methods

We are preparing a marketing plan staggered in three phases.

1.

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

2.

The second phase of the marketing plan will attempt to obtain distribution of our kits through membership warehouses such as Sam’s Club and Costco.

3.

A third phase of our marketing plan will culminate in nationwide direct distribution of our products to consumers, facilitated by internet ordering.

Competition

There are a number of competitors in the market many of whom are larger than we are and have more resources available than we have. We believe that we would be in direct competition with the “Meal Assembly Industry”. The Meal Assembly Industry offers potential customers kitchen facilities and ingredients and enables their customers to cook meals which they would than take home. However, these places typically require appointments, and their customers prepare several meals at once, sometimes as many as to be enough for a whole month, and then would proceed to freeze these meals, and reheat them day by day. In contrast, our customers would be cooking in their own kitchens, one meal at a time. They would still get the benefit of the time (and money) saved by not having to gather and prepare the ingredients, while having the major advantage over our competition that our customers get to enjoy a FRESH meal they have just prepared in their own kitchen. We believe that our solution is unique and does a better job of solving the problem than the competitors’ solutions.

Item 1A.  Risk Factors

Risks Related to our Business

We are a development stage company and may never be able to effectuate our business plan.

Although we have begun initial planning for the development of our initial line of food products, we may not be able to successfully effectuate our business plan until and unless we are successful in raising funds in an equity offering offering. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

Our Management team has little or no experience in the pre-packaged food industry and we may have to hire qualified consultants. If we cannot locate qualified consultants, we may have to suspend or cease operations which will result in the loss of your investment.

Due to a lack of significant experience, our management team may make wrong decisions and choices regarding product development and marketing/sales and may not take into account standard managerial approaches which food distribution companies commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

We may never be able to achieve sales revenues sufficient to become profitable

There can be no assurance that our products will achieve a level of market acceptance that will be profitable for us.

We believe that the acceptance of our products will depend on our ability to:

•

Produce quality products;

•

Effectively market our products;

•

Provide high quality customer support;

•

Price and sell the products in a manner that is appealing to potential customers;

•

Develop and maintain a favorable reputation among our customers, potential customers, and key businesses that would promote our products; and

•

Have the financial ability to withstand downturns in the general economic environment or conditions that would slow sales of our products.

We face intense competition from other businesses that currently market and sell pre-packaged food products in our selected format.

Competition will come not only from those who deliver their products through traditional retail establishments but also from those who deliver their products through the internet. The competitors will have longer operating histories, greater brand recognition, larger marketing budgets and installed customer bases. In addition, these companies are able to field full-time, directly employed sales personnel to better cover certain markets and customers. They can also invest greater resources in the development of new product lines which will allow them to react to market changes faster, putting us at a possible competitive disadvantage. Competition in the market may also prevent the increase in price of products that may be necessary to offset rising costs of doing business and the continued development of the organization and its products could be delayed or deferred.

The packaged food industry is highly competitive.

The packaged food industry is highly competitive. Numerous brands and products, including private label products, compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, brand recognition and loyalty, customer service, effective consumer advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or are substantially less leveraged than our company. If we are unable to continue to compete successfully with these companies or if competitive pressures or other factors cause our products to lose market share or result in significant price erosion, our business, financial condition, results of operations or liquidity could be materially and adversely affected.

We are vulnerable to fluctuations in the supply and price of raw materials and labor, manufacturing and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We will purchase agricultural products, meat and poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers. While all such materials are available from numerous independent suppliers, raw materials and packaging supplies are subject to fluctuations in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi. Although we will enter into advance commodities purchase agreements from time to time, these contracts will not protect us from all increases in raw material costs. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials, pork and chicken and other costs related to the production and distribution of our food products have risen in recent years, and we believe that they may continue to rise in the foreseeable future. If the cost of labor, raw materials or manufacturing or other costs of production and distribution of our food products continue to increase, and we are unable to fully offset these increases by raising prices or other measures, our profitability and financial condition could be negatively impacted.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate and offer products that appeal to the changing tastes, dietary habits and product packaging preferences of consumers in the market categories in which we compete. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs related to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be increased consumer preference or demand. Such development or marketing may not result in the volume of sales or profitability anticipated.

Our operations are subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our business.

Our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture (USDA) and other national, state and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under this program the FDA regulates manufacturing practices for foods through its current good manufacturing practices regulations and specifies the recipes for certain foods. Furthermore, our processing facilities and products are subject to periodic inspection by federal, state and local authorities. Any changes in these laws and regulations could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition and results of operations. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

The company must identify changing consumer preferences and develop and offer food products to meet their preferences.

Consumer preferences evolve over time and the success of the company’s food products depends on the company’s ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences. The company introduces new products and improved products in all of its business segments from time to time and incurs significant development and marketing costs. If the company’s products fail to meet consumer preference, then the company’s strategy to grow sales and profits with new products will be less successful.

The company may be subject to product liability claims and product recalls, which could negatively impact its profitabilityy.

The company intends on selling food products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of food products. The company may be subject to liability if the consumption of any of its products causes injury, illness or death. In addition, the company will voluntarily recall products in the event of contamination or damage. In case the company would be involved in a lawsuit relating to it’s food products a significant product liability judgment or a widespread product recall may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that company products caused illness or injury could adversely affect our reputation with existing and potential customers and its corporate and brand image.

Reliance upon key personnel and necessity of additional personnel

The Company is largely dependent upon the personal efforts and abilities of existing management and staff. The success of the Company will also be largely dependent upon the ability of the Company to continue to attract quality management and employees to help operate the Company as its operations may grow. The loss of any key personnel, as well as the inability to attract experienced individuals as required in the future, could have a material adverse effect on our future results of operations.

We have limited control over the price and supply of raw materials.

We rely on numerous raw materials, such as meat, seafood, vegetables, flour, cheese and sugar to manufacture our products. We have no purchase contracts or principal suppliers. Even though the markets for these commodities are currently stable and we know of no imminent change in the supply of any such commodity, we cannot assure you that there will be no fluctuations in the price and supply of these raw materials in the future. Any increase in price or shortage of raw materials would have a material adverse effect on our business, results of operations and financial condition.

Our ability to sell our products depends on the reliability of the networks and services and efforts of third party distributors.

We are likely to rely on retailers, such as supermarkets, specialty gourmet stores and club stores, to sell our products. The success of our business depends in part upon the maintenance of a strong distribution network. We intend to distribute our products both directly to retailers under our own label and perhaps indirectly to major club stores and retailers under future possible co-packing arrangements. There can be no assurance that we will be able to obtain additional co-packing or distribution agreements or arrangements in the future on satisfactory terms or in a timely manner. Inability to enter into satisfactory co-packing or distribution arrangements may inhibit our ability to implement our business plan or to establish markets necessary to develop our products successfully.

WWe do not yet own any registered trademarks, and there is no guarantee that the validity of the trademarks we may seek will not be challenged.

We do not own any registered trademarks and service marks at this time. We will attempt to register brand name, logo and other marketing indicia with the United States Patent and Trademark Office when deemed appropriate. There is no assurance that the registration will be accepted or that it will not be challenged by third parties. A finding of trademark infringement by a court or regulatory agency may result in an injunction or monetary damages and may have an adverse effect on our business, results of operations and financial condition.

Our operations are subject to numerous governmental regulations and any failure of compliance would increase our costs and limit our operations

The manufacturing or processing of food products in the United States is subject to stringent government regulations. Some of the regulations affecting the manufacturing/processing of our products are:

•

Environmental Protection Act, for environmental pollution, labeling, sanitary conditions and product contamination;

•

the Occupational Safety and Health Act, for equipment and work area safety; and

•

the Federal Food, Drug and Cosmetic Act, for labeling, sanitary conditions and product contamination.

•

U.S. Food and Drug Administration ("FDA") electronic registration system for food facilities, promulgated under Public Health Security and Bioterrorism Preparedness and Response Act of 2002

In the United States, the Food Safety and Inspection Service, or FSIS, requires that all federally inspected meat and poultry plants producing in the United States or importing into the United States adopt Hazard Analysis and Critical Control Points, or HACCP, systems. These systems include science-based process controls to prevent and reduce the significant food safety hazards that may arise in a plant's particular processes and products. Implementation of the HACCP certification is mandatory for all federally registered establishments. We may be subject to certification.

We cannot assure you that we will be able to obtain or maintain all regulatory approvals, such as HACCP certification, for any of our products. If any of our products fails to obtain or maintain requisite governmental approvals, it will delay or preclude us from manufacturing or marketing our products. Furthermore, we cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquiries made from time to time by governmental agencies. Government regulations may affect our ability to develop or market new products.

Any quality control problems with regard to our products could result in losses.

We will establish stringent quality control guidelines for our production staff.  However, if an employee does not follow proper production procedures, or violates acceptable food industry health standards, we may receive a significant amount of negative publicity surrounding our products, sales of our products may suffer and we may suffer lawsuits and regulatory action.  In addition, our insurance policies may not sufficiently cover our losses if such events occur.

The food industry is generally competitive, and rapid technological changes in the food industry could give our competitors significant market advantage.

The industry for prepackaged foods is highly competitive. Many of our competitors have far greater financial, operational and marketing resources than we do.  Furthermore, the food industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product lifecycles.  As a result, competitors may be developing products which may be similar or superior to our products or which are more focused on changing tastes and preferences than ours.  There is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable or result in significant price erosion, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to other general risks of the food industry.

Our products, like other food products, are subject to nutritional and health related concerns, federal, state and local food processing controls, consumer liability claims and risk of product tampering and mislabeling.

Risks Related To Oor Common Stock

Future sales of shares by existing stockholders or issuances of our common stock by us could reduce our stock price.

If our existing stockholders sell substantial amounts of our common stock in the public market or we issue additional shares of common stock, par value $0.001 per share, the market price of our common stock (if and when such market is established) could decline.

We may also issue shares of our common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we issue may in turn be significant. In addition, we may grant registration rights covering those shares in connection with any such acquisitions and investments.

In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.

Our management owns a significant amount of our outstanding common stock

The officers, directors, and control persons of the Company, as a group, own much of our outstanding common stock and can exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership significantly limits the power to exercise control by the minority shareholders who purchase shares in our Company.

The Company does not plan to pay dividends in the foreseeable future, thus investors will need to sell part or all of the Shares they own to realize a return on their investment..

The Company intends to retain any future earnings to finance the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.  Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.  Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock.  There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 1B.  Unresolved SEC Staff Comments

None.

Item 2.  Description of Property

We do not own any real estate.

Office Space:  Our corporate headquarters are located at 14145 Proctor Avenue Suite 14, City of Industry, California 91746. We rent the office space on a month-to-month tenancy.

Kitchen Facility: Just prior to the end of the fiscal year we entered into an agreement to lease a 1,500 square-foot commercial kitchen facility in Fullerton, California. This facility is strategically located only minutes away from the Anaheim, CA cluster of time-share and extended stay hotels whose guests we intend to target for our initial marketing phase. The kitchen facility comes fully equipped with all the necessary food preparation and storage equipment we require and has all the necessary health department permits. We entered into this lease arrangement and occupied this premises during the first quarter of 2008. As a consequence there are no rental expenses attributable to the fiscal year ended September 30, 2008.

Our management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

Item 3.  Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. But as of September 30, 2008 and as of the date of this filing, we are not involved in, nor is there any litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

There is presently no established public trading market for our common stock.  As of the date of this filing, there were approximately 60 holders of record of shares of our common stock.

As of the time of this filing there is effective a Registration Statement (Form S1, Amendment 3, filed with the Securities and Exchange Commission on June 4, 2008 and declared effective on July 31, 2008) which allows 57 of our shareholders to sell up to 2,014,000 shares of our common stock for a set price of $0.10 per share until a public trading market for our common stock is established, and at prevailing market prices thereafter. Additionally, the aforementioned Registration Statement allows the Company to sell up to an additional 1,986,000 shares, at the same set price of $0.10 per share until a public trading market for our common stock is established, and at prevailing market prices thereafter.

Dividend Policy for Our Common Stock

We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently anticipate that we will use any future earnings for use in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.

Securities Authorized for Issuance under Equity Compensation Plans

We have not yet issued our employees any equity based compensation or awards under any Equity Incentive Award Plan (“Plan”), No such Plans have been adopted or approved by our board or stockholders. Nonetheless, the following table provides information as of September  30, 2008 and as of the date of this filing regarding outstanding options and shares reserved for future issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	None
Equity compensation plans not approved by security holders	None
Total	None

Transfer Agent and Registrar

We have engaged the services of Empire Stock Transfer, Inc. as the transfer agent and registrar for our common stock.  Their contact information is as follows:

Empire Stock Transfer Inc.
2470 St. Rose Pkwy, Suite 304
Henderson, NV 89074
Tel:  702-818-5898
Fax:  702-974-1444

info@empirestock.com

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2008, we did not issue any securities without registration under the Securities Act of 1933.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. The discussion in this report contains forwardlooking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

In this report, Recipe Kits, Inc are referred to as “we”, the “Company” or “RKI”.

Going Concern

The financial statements included in this report were prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $57,142 as of September 30, 2008.  As of that date we had limited liquidity, and had not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  We do believe that before the end of the next fiscal year we may be able to generate sufficient revenue so as to sustain operations but there can be no assurance that we are correct.

Management anticipates that the Company might be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Overview

We formed Recipe Kits in October of 2006. We tended to corporate formation matters and corporate governance issues initially.  Beginning in 2007 we focused on preparing for and planning the implementation of our business. As a consequence we did not generate significant revenue as we had not yet initiated the substantive execution of our business.  As of the date of this filing we have in place the commercial kitchen facility and resources to focus on generating revenues. We expect that our initial products will be ready for market during the second or third quarter of fiscal 2008.

Plan of Operations

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

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will focus on developing the prototype for our recipe kits so as to result in a commercially acceptable product containing the freshest ingredients and proffering convenience so that our target consumer might enjoy creating a nutritious and uniquely savory recipe without hassle. We hope to offer a diverse product selection including a variety of main dishes, side dishes and desserts. To the extent that we can package ingredients without compromising quality, freshness and taste, we expect to offer fish, meat and vegetarian dishes as well as fruit and other items. Depending upon consumer preferences we expect to emphasize the nutritional aspects of freshly prepared, nutritious food to health conscious consumers As a consequence, we will limit the use of preservatives. We intend to enhance our products with attractive, modern packaging and visually informative graphics designed to inform the consumer as to what the finished recipe should look like.

Upon completion of the creation of our initial products, we intend to secure initial markets by approaching extended stay motels and hotels and timeshares in and around Disneyland®. We consider that to be an ideal target market for the introduction of our concept due to the availability of fully operational kitchens, combined with the fact that travelers in those types of rooms are likely to want to cook some of their own meals, while being less inclined to go shopping for groceries. We will initially focus our marketing efforts in the area surrounding Disneyland® in Southern California due to its concentration of approximately 2000 rooms in timeshares and extended stay hotels. Las Vegas, Nevada, would be an ideal subsequent location, as it also has a high concentration of timeshares and extended stay hotels.

Product Development

Our products are intended to be consumed by people of all ages at any time of day or night. Consequently it is our goal to offer products of convenience and quality freshness.

Phase I

We are currently in the process of developing a sampling of recipe kit prototypes. Initially we would offer up to twenty recipes. When creating our initial products we will seek out qualified culinary experts including chefs, food purveyors and packaging experts. During the last quarter of fiscal year 2007 we secured the services of a food industry consultant who advised the company in furthering our business plan.

Phase II	Upon completion of the creation of our initial products, we intend to secure initial markets by approaching extended stay motels and hotels and timeshares in and around Disneyland®.

Phase III	Once agreements are in place allowing us to market our products to guests of timeshares and extended stay hotels we intend to commence production and sales of our first recipe kits.

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

In the first phase of the plan we intend to focus on a target market comprised of guests of timeshares and extended stay hotels. We consider that to be an ideal target market for the introduction of our concept due to the availability of fully operational kitchens, combined with the fact that travelers in those types of rooms are likely to want to cook some of their own meals, while being less inclined to go shopping for groceries. We are initially focusing our marketing efforts in the area surrounding Disneyland in Southern California due to its concentration of approximately 2000 rooms in timeshares and extended stay hotels. Las Vegas, Nevada, would be an ulterior location, as it also has a high concentration of timeshares and extended stay hotels.

The second phase of the marketing plan will attempt to obtain distribution of our kits through membership warehouses such as Sam’s Club and Costco.

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

Capital Resources and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations.

As of September 30, 2008, our total assets were $55,682, our cash amounted to $41,454 and our total liabilities were $124.

Since inception our main source for cash has been the sale of our equity securities.  Upon inception, we issued 3,000,000 shares of common stock to our three directors for $12,000.  In 2007, the Company completed an unregistered private offering of 2,014,000 shares of its $0.001 par value common stock at a price of $0.05 per share to 57 persons in consideration of $100,700 in cash.  That offering was made pursuant to the exemption from registration afforded by Regulation S and/or Section 4(2) of the Securities Act.  Additionally, we hope to raise up to an additional $158,240 through an offering pursuant to our Prospectus filed as part of our registration statement on Form S1, Amendment 3, and declared effective on July 31, 2008.

As set forth in the notes to the financial statements, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have no viable operations or significant assets and we are dependent upon shareholders to provide sufficient working capital to maintain the integrity of the corporate entity.

We are still in the process of developing and implementing our business plan and raising additional capital. As such, we are considered to be a development stage company. Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for us to continue as a going concern.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from business operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing would result in additional dilution to existing shareholders as disclosed in the prospectus filed as part of the effective Registration Statement.

Currently, the only financing plans we have are to raise capital as described by the effective Registration Statement filed with the Securities and Exchange Commission on June 4, 2008 (Form S1, Amendment 3).

 Government Regulation

As a marketer and distributor of food products, the Company may be subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). The FDA regulates manufacturing and holding requirements for foods through its manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. Depending on the product lines maintained by the Company, the Company may also become subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated thereunder by the U.S. Department of Agriculture ("USDA"). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the Company’s suppliers. The Company may also become subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption. The Company and its products could also become subject to state, provincial and local regulation through such measures as the licensing of its facilities; enforcement by state, provincial and local health agencies of state, provincial and local standards for the Company’s products; and regulation of the Company's trade practices in connection with the sale of its products. Facilities may be subject to inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products which might be distributed by the Company. The Company may also become subject to regulation by numerous U.S. federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable and hazardous materials and waste, and similar state and local agencies.

Off-Balance Sheet Arrangemvents

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Commitments

The Company has entered into a three year operating lease for its kitchen facilities. Future commitments under the terms of the operating lease are as follows:

For the year ended September 30, 2009

$30,000

For the year ended September 30, 2010

  30,000

For the year ended September 30, 2011

  30,000

Total

$90,000

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to what nominal investments we may make in marketable securities. To the extent that we might engage in such activity, we would place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At September 30, 2008, we had no funds so allocated and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

Item 8.  Financial Statements and Supplementary Data

RECIPE KITS, INC.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007

RECIPE KITS, INC.

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF OCTOBER 10, 2006 (INCEPTION) TO SEPTEMBER 30, 2008

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Recipe Kits, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Recipe Kits, Inc. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, September 30, 2007 and since inception on October 10, 2006 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recipe Kits, Inc. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, September 30, 2007 and since inception on October 10, 2006 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

December 29, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

RECIPE KITS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	Sfptember 30,
	2008	2007

CURRENT ASSETS

Cash	$41,454	$85,414
Prepaid expenses	2,500	-

Total Current Assets	43,954	85,414

FIXED ASSETS

Property and Equipment, net	5,228	6,596

Total Fixed Assets	5,228	6,596

OTHER ASSETS

Lease Deposits	6,500	1,500

Total Other Assets	6,500	1,500

TOTAL ASSETS	$55,682	$93,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$124	$-

Total Current Liabilities	124	-

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized, 5,014,000 shares
shares issued and outstanding	5,014	5,014
Additional paid-in capital	107,686	107,686
Deficit accumulated during the development stage	(57,142)	(19,190)

Total Stockhdlders’ Equity	55,558	93,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,682	$93,510

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
	For the	For the	on October 10,
	Year Ended	Year Ended	2006 Through
	September 30,	September 30,	September
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

Depreciation expense	1,368	-	1,612
General and administrative	38,137	20,365	58,258

Total Operating Expenses	39,505	20,365	59,870

INCOME (LOSS) FROM OPERATIONS	(39,505)	(20,365)	(59,870)

OTHER EXPENSES

Interest income	1,553	1,175	2,728

Total Other Expenses	1,553	1,175	2,728

LOSS FROM OPERATIONS
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(37,952)	$(19,190)	$(57,142)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,014,000	5,014,000

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity

Deficit
Accumulated
Additional	During the	Total
Common Stock	Paid-In	Development	Stockholders’
Shares	Amount	Capital	Stage	Equity

Balance, October 10, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.004 per share	3,000,000	3,000	9,000	-	12,000

Shares issued for cash
at $0.05 per share	2,014,000	2,014	98,686	-	100,700

Net loss since inception
through September 30, 2007	-	-	-	(19,190)	(19,190)

Balance, September 30, 2007	5,014,000	5,014	107,686	(19,190)	93,510

Net loss for the year
ended September 30, 2008	-	-	-	(37,952)	(37,952)

Balance, September 30, 2008	5,014,000	$5,014	$107,686	$(57,142)	$55,558

The accompanying notes are an integral part of these financial statements.

-24- Table of Contents

RECIPE KITS, INC.
(A Development Stage Company)
Statements of Cash Flows

Fnom Inception
For the	For the	on October 10,
Year Ended	Year Ended	2006 Through
September 30,	September 30,	September 30,
2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(37,952)	$(19,190)	$(57,142)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activitves:
Depreciation expense	1,368	244	1,612
Changes in operating assets and liabilities:
Changes in deposits and prepaid expenses	(7,500)	(1,500)	(9,000)
Changes in accounts payable and
accrued expenses	124	-	124

Net Cash Used in Operating Activities	(43,960)	(20,446)	(64,406)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(6,840)	(6,840)

Net Cash Used in Investing Activities	-	(6,840)	(6,840)

FINANCING ACTIVITIES

Common stock issued for cash	-	112,700	112,700

Net Cash Provided by Financing Activities	-	112,700	112,700

NET DECREASE IN CASH	(43,960)	85,414	41,454

CASH AT BEGINNING OF PERIOD	85,414	-	-

CASH AT EBD OF PERIOD	$41,454	$85,414	$41,454

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and 2007

NOTE 1.

GENERAL ORGANIZATION

Recipe Kits, Inc., (A Development Stage Company) was incorporated on October 10, 2006 under the laws of the State of Nevada.

NOTE  2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Revenue and Cost Recognition

The Company recognizes revenues when products and services are delivered to and accepted by the customer.

NOTE  2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.

INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	September 30, 2008	September 30, 2007
Income tax expense at statutory rate	$ 14,801)	$ 7,484)
Common stock issued for services	-)	-)
Valuation allowance	(14,801)	(7,484)
Income tax expense per books	$ -)	$ -)

Net deferred tax assets consist of the following components as of:

	September 30, 2008	September 30, 2007
NOL carryover	$ 22,285)	$ 7,484)
Valuation allowance	(22,285)	(7,484)
Net deferred tax asset	$ -)	$ -)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $57,142 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The net operating losses begin to expire in 2026.

NOTE 4.

STOCKHOLDERS’ EQUITY

Common Stock

In 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Regulation S and/or Section 4(2) of the Securities Act. The company sold 2,014,000 shares of its $0.001 par value common stock at a price of $0.05 per share for $100,700 in cash.

NOTE 5.

RELATED PARTY TRANSACTIONS

The Company received $12,000 from its founders for 3,000,000 shares of its common stock.

NOTE  6.

 GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $57,142 as of September 30, 2008.

Management may seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE  7.

 THE EFFECT OE RECENTLY ISSUED ACCOUNTING STANDARDS

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163,“Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time..

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.   In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee

NOTE  7.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

(Continued)

exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities— Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

NOTE  7.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

(Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 8.

COMMITMENTS AND CONTINGENCIES

The Company has entered into a three year operating lease for its kitchen facilities. Future commitments under the terms of the operating lease are as follows:

For the year ended September 30, 2009

$30,000

For the year ended September 30, 2010

  30,000

For the year ended September 30, 2011

  30,000

Total

$90,000

NOTE 9.

PROPERTY AND EQUIPMENT

The Company depreciates its equipment over the estimated useful life of 5 years using the straight-line method. The Company recorded depreciation expense of $1,368 and $244 during the years ended September 30, 2008 and 2007, respectively.

The Company’s property and equipment is comprised of the following:

Office equipment

$6,840

Accumulated depreciation

 (1,612)

Net property and equipment

$5,228

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with the accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2008 was effectivee.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Directors are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The following table provides certain information concerning each officer and director of the Company as of December 20, 2008. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name	Age	Position	Datev Served
Richard Cheang	51	President, Chief Executive Officer, Chairman of the Board	Oct 2007 - Present
Peter Pei Hwa Yang	51	Treasurer, Chief Financial Officer, Director	Oct 2006 - Present
Claudia Tatu	35	Secretary, Director	Oct 2007 - Present

The following is additional biographical information for each of the directors and officers listed above:

RICHARD CHEANG, President, Chief Executive Officer, and Director

Richard Cheang was born in Taiwan, Republic of China, in July 1957 and is a citizen of USA. Mr. Cheang has extensive business experience having owned and operated several businesses in the tourism and travel field as well as international trading. Between 2002 and 2004 he owned and operated a company called Richway Express Services selling kitchen supplies to restaurants and private users. Starting in 2004 Mr. Cheang has been a partner and managing director in a private investigations firm in Los Angels, CA, named Marino International Group, Inc., and he holds a Private Investigator license. Between October 2006 and October 2007 Mr. Cheang served as Secretary and Director of Recipe Kits, Inc.

PETER PEI HWA YANG, Treasurer, Chief Financial Officer, and Director

Peter Pei Hwa Yang was born in Taiwan, Republic of China, in April 1957. For the last 10 years Mr. Yang has been actively involved in the operation of a hotel he owns in Lake Elsinore, Southern California, which he incorporated in early 2003 under the name Hwa Pei Enterprises Inc. He has extensive knowledge and experience in the travel field, and has previously owned a travel agency as well as a restaurant.

CLAUDIA TATU, Corporate Secretary and Director

Claudia Tatu was born in Romania in March 1973, and is a citizen of Romania. Ms. Tatu founded Recipe Kits as a result of her identifying the need for prepackaged ingredients to ease and speed up food preparation, during travel as well as at home. Ms. Tatu’s education culminated with her graduation from RTI, the Romanian branch of a Hollywood, FL University, and included studies in accounting and computer information systems. Ms. Tatu has business experience through her employment in the food industry as well as the trade and commerce fields. During the 5 years prior to founding Recipe Kits, Ms. Tatu has not been active in the business field, having focused on raising a family. Between October 2006 and October 2007 Ms. Tatu served as President and Director of Recipe Kits, Inc..

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Board Committees

We have not yet implemented any board committees as of the date of this prospectus.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Item 11.  Executive Compensation

Since inception, we have paid no cash or non-cash executive compensation (including stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the officers or directors. Following the date of this prospectus, our officers and directors will also continue not to receive any form of cash compensation from the Company until at least such time as the first location is opened or RKI otherwise commences commercial operations.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this amended filing:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Richard Cheang	President	None	None	None
Claudia Tatu	Secretary	None	None	None
Peter Pei Hwa Yang	Treasurer	None	None	None

Options Grants Since Inception Until The Date Of This Filing

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Aggregated Options Exercises Since Inception Until The Date Of This Filing

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The members of the Board of Directors are not compensated by us for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by Recipe Kits, with respect to the officers, directors, employees or consultants of Recipe Kits that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this filing.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 20, 2008. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name and Address of Certain Beneficial Owners(1)	Amount of Beneficial Ownership	Percentage
			of Clnss
Common	Claudia Tatu	2,000,000	39.89%
Common	Richard Cheang	750,000	14.96%
Common	Peter Pei Hwa Yang	250,000	4.99%
Common	Officers and Directors as a Group	3,000,000	59.83%

(1)

Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of Shares set forth opposite their names. For purposes of computing the number and percentage of Shares beneficially owned by a stockholder, any Shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those Shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.

(2)

Based on 5,014,000 Shares issued and outstanding as of the date of this filing.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Conflict of Interest

The officers and directors of Recipe Kits are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between RKI and their other business interests.  The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of RKI must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

Related Transactions

We were formed on October 30, 2006 and a total of 3,000,000 shares were issued to our founders at inception, as follows:

CLAUDIA TATU –

2,000,000 SHARES

RICHARD CHEANG -

   750,000 SHARES

PETER PEI HWA YANG -    250,000 SHARES

The shares were issued in exchange for $0.004 per share, for a total of $12,000. These shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Other than the share issuance(s) set forth herein, there have been no other transactions with our officers, directors or promoters.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2008	Fiscal year ended September 30, 2007
Audit Fees (1)	$6,000	$3,000
Tax Fees (2)	$0	$0
Tax Compliance Services	$0	$0
All Other Fees (3)	$0	$0

(1)

Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements

(2)

Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.

(3)

All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

Item 15. Exhibits and Financial Statement Schedules

Exhibits .

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No	Description of Exhibit

3.1(a)

Articles of Incorporation of Recipe Kits, Inc.

3.2(a)

Bylaws of Recipe Kits, Inc.

23.1

Consent of Moore & Associates, Chartered, independent registered public accounting firm (filed herewith).

31.1

Certification of Chief Executive Richard Cheang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer, Peter Pei Hwa Yang, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of the Chief Executive Officer, Richard Cheang, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2

Certification of the Chief Financial Officer, Peter Pei Hwa Yang, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

 (a)

Incorporaxed by reference to Registration Statement on Form S1, Amendment 3, filed on June 4, 2008 (File No. 333-148931)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECIPE KITS, INC.

By:	/ S / RICHARD CHEANG
Richard Cheang President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD CHEANG Richard Cheang	President and Chief Executive Officer (Principal Executive Officer)	January 12, 2009

/ S / PETER PEI HWA YANG Peter Pei Hwa Yang	Chief Financial Officer, Chief Accounting Officer, Director	January 12, 2009