Form 10-Q
period 2008-12-31
RECIPE KITS, INC.
filed 2009-02-13
CIK 1424393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008

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
Yes [X] No [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):	Yes [ ] No [X]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.	Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 5,014,000 shares issued and outstanding as of August 12, 2008.

Transitional Small Business Disclosure Format (Check one):	Yes [ ] No [X]

-1- TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RECIPE KITS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and September 30, 2008

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2008 and September 30, 2008;
F-2	Statements of Operations for the three months ended December 31, 2008, the three months ended December 31, 2007 and for the Period from Inception (October 10, 2006) to December 31, 2008;
F-3	Statements of Stockholders' Equity from Inception (October 10, 2006) to December 31, 2008;
F-4	Statements of Cash Flows for the three months ended December 31, 2008, the three months ended December 31, 2007 and for the Period from Inception (October 10, 2006) to December 31, 2008;
F-5	Notes to Financial Statements;
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

-3- Table of Contents RECIPE KITS, INC. (A DEVELOPMENTAL STAGE COMPANY) BALANCE SHEETS (UNAUDITED)

ASSETS

	December 31, 2008	September 30, 2008
	(Unaudited)

CURRENT ASSETS

Cash	$19,424	$41,454
Prepaid expenses	-	2,500

Total Current Assets	19,424	43,954

FIXED ASSETS

Property and Equipment, net	4,886	5,228

Total Fixed Assets	4,886	5,228

OTHER ASSETS

Lease Deposits	6,500	6,500

Total Other Assets	6,500	6,500

TOTAL ASSETS	$30,810	$55,682

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$3,000	$124

Total Current Liabilities	3,000	124

STOCOKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized, 5,014,000 and 5,014,000
shares issuer and outstanding, respectively	5,014	5,014
Additional paid-in capital	107,686	107,686
Deficit accumulated during the development stage	(84,890)	(57,142)

Total Stockholders' Equity	27,810	55,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,810	$55,682

The accompanying notes are an integral part of these financial statements. PAGE F-1 -4- Table of Contents RECIPE KITS, INC. (A DEVELOPMENTAL STAGE COMPANY) STATEMENT OF OPERATIONS (UNAUDITED)

			From Inception
	For the Three	For the Three	on October 10,
	Months Ended	Months Ended	2006 Through
	Dechmber 31,	December 31,	December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

Depreciation expense	342	440	1,954
General and administrative	27,406	7,912	85,664

Total Operating Expenses	27,748	8,352	87,618

INCOME (LOSS) FROM OPERATIONS	(27,748)	(8,352)	(87,618)

OTHER EXPENSES

Interest income		367	2,728

Total Other Expenses	-	367	2,728

NET LOSS	$(27,748)	$(7,985)	$(84,890)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,014,000	5,014,000

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-In		Development	Stockholders'
	Shares	Amount	Capital		Stage	Equity

Balance, October 10, 2006	-	$-	$-		$-	$-

Shares issund for cash
at $0.004 per share	3,000,000	3,000	9,000		-	12,000

Shares issued for cash
at $0.05 per share	2,014,000	2,014	98,686		-	100,700

Net loss since inception
through September 30, 2007	-	-	-		(19,190)	(19,190)

Balance, September 30, 2007	5,014,000	5,014	107,686		(19,190)	93,510

Net loss for the year
ended September 30, 2008		-		-	(37,952)	(37,952)

Balance, September 30, 2008	5,014,000	5,014	107,686		(57,142)	55,558

Net loss for the three months
ended December 31, 2008	-	-	-		(27,748)	(27,748)

Balance, December 31, 2008	5,014,000	$5,014	$107,686		$(84,890)	$27,810

The accompanying notes are an integral part of these financial statements. PAGE F-3 -6- Table of Contents RECIPE KITS, INC. (A DEVELOPMENTAL STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)

			From Inception
	For the Three	For the Three	on October 10,
	Months Ended	Months Ended	2006 Through
	December 31,	December 31,	Docember 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(27,748)	$(7,985)	$(84,890)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	342	440	1,954
Changes in operating assets and liabilities:
Changes in deposits and prepaid expenses	2,500	-	(6,500)
Changes in accounts payable and
accrued expenses	2,876	500	3,000

Net Cash Used by Operating Activities	(22,030)	(7,045)	(86,436)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(6,840)

Net Cash Used by Investing Activities	-	-	(6,840)

FINANCING ACTIVITIES

Common stock issued for cash	-	-	112,700

Net Cash Provided by Financing Activities	-	-	112,700

NET DECREASE IN CASH	(22,030)	(7,045)	19,424

CASH AT BEGINNING OF PERIOD	41,454	85,414	-

CASH AT END OF PERIOD	$19,424	$70,369	$19,424

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.

Notes to the Condensed Financial Statements
December 31, 2008 and September 30, 2008

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements. The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RECIPE KITS, INC.

Notes to the Condensed Financial Statements
December 31, 2008 and September 30, 2008

NOTE 3 -

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

We are a start-up company. We have not commenced substantive operations thus far and much of this discussion is prospective in nature. Here we describe our proposed business operations in detail. To be clear, at this point our business has been limited to the following efforts and activities::

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
6.
Explored reasonably acceptable locations and facilities for purposes of packaging the food items and assembling the kits. On October 1st, 2008 we commenced a three year lease for a commercial kitchen facility located in Fullerton, CA. This commercial kitchen comes fully equipped with the necessary equipment required for the preparation of our products. We are currently exploring adequate equipment, supplies and technologies satisfactory for the packaging of our products.

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

In the initial approximately twenty six month operating period from October 10, 2006 (inception) to December 31, 2008, the Company generated no revenues while incurring $85,664 in general and administrative expenses and $1,954 in total depreciation expenses. When combined with $2,728 in interest income, the Company had a cumulative net loss of $84,890 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the three months ended December 31, 2008, the Company generated $0 in revenues incurring $27,406 in general and administrative expenses and $342 in total depreciation expenses, for a cumulative net loss of $27,748 for the period. This is compared to a cumulative loss of $8,352 for the three months then ended 2007. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of December 31, 2008, the Company had $16,424 in working capital. The Company’s total current assets as of December 31, 2008 consisted of $19,424 in cash, $4,886 in fixed assets and $6,500 in other assets for a total of $30,810.

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

Capital Resources and Liquidity

At December 31, 2008, we had working capital of approximately $16,424. We believe we can satisfy our cash requirements for the next twelve months with our current cash, and the expected amounts to be raised through our Form S-1 effective registration statement. However, we may not be able to successfully effectuate our business plan until and unless we are successful in raising funds in this offering.

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

Facilities

Our corporate offices are located at 14145 Proctor Avenue Suite 14, City of Industry, California 91746. Our telephone number is (626) 336-8684.

On October 1st, 2008 we commenced a three year lease for a commercial kitchen facility located in Fullerton, CA. This commercial kitchen comes fully equipped with the necessary equipment required for the preparation of our products. We are currently exploring adequate equipment, supplies and technologies satisfactory for the packaging of our products.

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

Employees

We have commenced only limited operations. During the three months ended on December 31st, 2008 the Company had one employee in addition to our officers and directors who provide services to us on an as-needed basis. At this stage we are still perfecting our product lineup and have limited operations. When we commence full operations, we may need to hire additional employees as well as full-time management and administrative support staff.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the

-14- Table of Contents

inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31st, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31st, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

-15- Table of Contents

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

-16- Table of Contents

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the relevant period for this report the Company has not sold any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

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
-17- Table of Contents
b) Reports on Form 8-K
During the quarter ending on December 31, 2008, RECIPE KITS, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None
-18- Table of Contents
SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Recipe Kits, Inc.
(Registrant)
Signature	Title	Date
/s/ Richard Cheang	President & CEO, Director	February 12, 2009
Richard Cheang

/s/ Peter Pei Hwa Yang	Treasurer & CFO, Director	February 12, 2009
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Financial Officer	February 12, 2009
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Accounting Officer	February 12, 2009
Peter Pei Hwa Yang

-19-