Form 10-K/A
period 2008-09-30
RECIPE KITS, INC.
filed 2009-04-09
CIK 1424393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No.1

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

                                                                                                                                                                 Yes [ X ] No [   ]

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

3.

Form S1, Amendment 3, Registration Statement initialay filed June 4, 2008.

Transitional Small Business Disclosure Format (Check one):                                                                 Yes [   ] No [ X ]

EXPLANATORY NOTE

Recipe Kits, Inc. is filing this Amendment No.1 on Form 10-K/A to amend the registrant's status as a shell company based on results of operations for the reporting period and in accordance with Rule 12b-2 of the Exchange Act.

No other items or disclosures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, (the "Original 10-K") previously filed with the Securities and Exchange Commission on January 13, 2009, are being amended, and accordingly this Amendment No.1 does not otherwise change or update any information that was presented in our Original 10-K.

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

Signature	Title	Date

/ S / RICHARD CHEANG Richard Cheang	President and Chief Executive Officer (Principal Executive Officer)	April 8, 2009

/ S / PETER PEI HWA YANG Peter Pei Hwa Yang	Chief Financial Officer, Chief Accounting Officer, Director	April 8, 2009