Form 10-Q/A
period 2008-12-31
RECIPE KITS, INC.
filed 2009-04-09
CIK 1424393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No.1

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):	Yes [X] No [ ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.	Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, 5,014,000 shares issued and outstanding as of August 12, 2008.

EXPLANATORY NOTE

On February 13, 2009 Recipe Kits, Inc. erroneously filed its Quarterly Report for the quarter ended December 31, 2008 on Form 10-QSB instead of the appropriate form, which is Form 10-Q. Recipe Kits is filing this Amendment No.1 to this Quarterly Report for the quarter ended December 31, 2008 on Form 10-Q to correct the form being used for the report. Additionally, Recipe Kits is filing this Amendment No.1 to amend the registrant’s status as a shell company based on results of operations for the reporting period and in accordance with Rule 12b-2 of the Exchange Act.

No other parts of the Original Filing have been changed. This Amended Filing does not affect the Company's consolidated Financial Statements for any period. This Amended Filing does not reflect events occurring after the Original Filing, or modify or update those disclosures affected by subsequent events. Information not affected by this Amended Filing is unchanged and reflects disclosure made at the time of the Original Filing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

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

-16- Table of Contents

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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
-18- Table of Contents
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Recipe Kits, Inc.
(Registrant)
Signature	Title	Date
/s/ Richard Cheang	President & CEO, Director	April 8, 2009
Richard Cheang

/s/ Peter Pei Hwa Yang	Treasurer & CFO, Director	April 8, 2009
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Financial Officer	April 8, 2009
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Accounting Officer	April 8, 2009
Peter Pei Hwa Yang

-19-