Form 10-Q
period 2009-03-31
RECIPE KITS, INC.
filed 2009-05-14
CIK 1424393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

-1- TABLE OF CONTENTS

-2- Table of Contents PART I - FINANCIAL INFORMATION Item 1. Financial Statements RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) FINANCIAL STATEMENTS (UNAUDITED) March 31, 2009 and September 30, 2008
Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2009 and September 30, 2008;
F-2
Statements of Operations for the three months ended March 31, 2009, the three months ended March 31, 2008, the six months ended March 31, 2009, the six months ended March 31, 2008 and for the Period from Inception (October 10, 2006) to March 31, 2009;

F-3	Statements of Stockholders' Equity from Inception (October 10, 2006) to March 31, 2009;
F-4	Statements of Cash Flows for the six months ended March 31, 2009, the six months ended March 31, 2008 and for the Period from Inception (October 10, 2006) to March 31, 2009;
F-5	Notes to Financial Statements;
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

-3- Table of Contents RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)

ASSETS

	March 31, 2009	September 30, 2008
	(Unaudited)

CURRENT ASSETS

Cash	$4,299	$41,454
Prepaid expenses	-	2,500

Total Current Assets	4,299	43,954

FIXED ASSETS

Property and Equipment, net	4,544	5,228

Total Fixed Assets	4,544	5,228

OTHER ASSETS

Lease Deposits	6,500	6,500

Total Other Assets	6,500	6,500

TOTAL ASSETS	$15,343	$55,682

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$3,400	$124

Total Current Liabilities	3,400	124

STOCOKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized, 5,014,000 and 5,014,000
shares issuer and outstanding, respectively	5,014	5,014
Additional paid-in capital	107,686	107,686
Deficit accumulated during the development stage	(100,757)	(57,142)

Total Stockholders' Equity	11,943	55,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,343	$55,682

The accompanying notes are an integral part of these financial statements. PAGE F-1 -4- Table of Contents RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS (UNAUDITED)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on October 10,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation expense	342	440	684	880	2,296
General and administrative	15,980	6,822	42,931	19,645	101,189

Total Operating Expenses	16,322	7,262	43,615	14,525	103,485

LOSS FROM OPERATIONS	(16,322)	(7,262)	(43,615)	(12,525)	(103,485)

OTHER INCOME

Interest income	-	481	-	962	2,728

Total Other Income	-	481	-	962	2,728

LOSS BEFORE INCOME TAXES	(16,322)	(6,781)	(43,615)	(13,563)	(100,757)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(16,322)	$(6,781)	$(43,615)	$(13,563)	$(100,757)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,014,000	5,014,000	5,014,000	5,014,000

The accompanying notes are an integral part of these financial statements. PAGE F-2 -5- Table of Contents RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

					Deficit
					Accumulated
			Additional		During hhe	Total
	Common Stock		Paid-In		Development	Stockholders'
	Shares	Amount	Capital		Stage	Equity

Balance, October 10, 2006	-	$-	$-		$-	$-

Shares issued for cash
at $0.004 per share	3,000,000	3,000	9,000		-	12,000

Shares issued for cash
at $0.05 per share	2,014,000	2,014	98,686		-	100,700

Net loss since inception
through September 30, 2007	-	-	-		(19,190)	(19,190)

Balance, September 30, 2007	5,014,000	5,014	107,686		(19,190)	93,510

Net loss for the year
ended September 30, 2008	-	-	-	-	(37,952)	(37,952)

Balance, September 30, 2008	5,014,000	5,014	107,686		(57,142)	55,558

Net loss for the six months
ended March 31, 2009	-	-	-		(43,615)	(43,615)

Balance, March 31, 2009	5,014,000	$5,014	$107,686		$(100,757)	$11,943

The accompanying notes are an integral part of these financial statements. PAGE F-3 -6- Table of Contents RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)

			From Inception
	For the Six	For the Six	on October 10,
	Months Ended	Months Ended	2006 Through
	March 31,	March 31,	March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(43,615)	$(13,563)	$(100,757)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	684	880	2,296
Changes in operating assets and liabilities:
Changes in deposits and prepaid expenses	2,500	-	(6,500)
Changes in accounts payable and
accrued expenses	3,276	750	3,400

Net Cash Used by Operating Activities	(37,155)	(11,933)	(101,561)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(6,840)

Net Cash Used by Investing Activities	-	-	(6,840)

FINANCING ACTIVITIES

Common stock issued for cash	-	-	112,700

Net Cash Provided by Financing Activities	-	-	112,700

NET DECREASE IN CASH	(37,155)	(11,933)	4,299

CASH AT BEGINNING OF PERIOD	41,454	85,414	-

CASH AT END OF PERIOD	$4,299	$73,481	$4,299

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.

Notes to the Condensed Financial Statements
March 31, 2009 and September 30, 2008

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

In the initial approximately twenty nine month operating period from October 10, 2006 (inception) to March 31, 2009, the Company generated no revenues while incurring $101,189 in general and administrative expenses and $2,296 in total depreciation expenses. When combined with $2,728 in interest income, the Company had a cumulative net loss of $100,757 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the three months ended March 31, 2009, the Company generated $0 in revenues incurring $15,980 in general and administrative expenses and $342 in total depreciation expenses, for a cumulative net loss of $16,322 for the period. This is compared to a cumulative loss of $6,781 for the three months then ended 2008. The net loss for both periods is attributable primarily to the continuing costs of start-up operations..

Liquidity and Capital Resources

As of March 31, 2009, the Company had $899 in working capital. The Company’s total current assets as of March 31, 2009 consisted of $4,299 in cash, $4,544 in fixed assets and $6,500 in other assets for a total of $15,343.

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

Capital Resources and Liquidity

At March 31, 2009, we had working capital of approximately $899. It was our Company’s intention to raise additional capital through the Form S-1 which became effective in August 2008 upon the Company’s approval for listing on the OTCBB. However, in light of the minimal working capital currently available to us, and if the approval for listing on the OTCBB is further delayed considerably, we would seek to either obtain a short term loan or raise some funds through our Form S-1 effective registration statement even prior to such listing on the OTCBB. We believe we can not satisfy our cash requirements for the next twelve months with our current cash, unless we are able to either obtain a short term loan or raise funds through our Form S-1 effective registration statement. Therefore, we may not be able to successfully effectuate our business plan until and unless we are successful in raising additional funds.

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

As of March 31st, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31st, 2009.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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
-17- Table of Contents
b) Reports on Form 8-K
During the quarter ending on March 31, 2009, RECIPE KITS, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None
-18- Table of Contents
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Recipe Kits, Inc.
(Registrant)
Signature	Title	Date
/s/ Richard Cheang	President & CEO, Director	May 14, 2009
Richard Cheang

/s/ Peter Pei Hwa Yang	Treasurer & CFO, Director	May 14, 2009
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Financial Officer	May 14, 2009
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Accounting Officer	May 14, 2009
Peter Pei Hwa Yang

-19-