Form 10-Q
period 2009-06-30
RECIPE KITS, INC.
filed 2009-08-19
CIK 1424393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Common Stock, 5,214,000 shares issued and outstanding as of August 14, 2009.

-1- TABLE OF CONTENTS

-2- Table of Contents PART I - FINANCIAL INFORMATION Item 1. Financial Statements RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) FINANCIAL STATEMENTS (UNAUDITED) June 30, 2009 and September 30, 2008
Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2009 and September 30, 2008;
F-2
Statements of Operations for the three months ended June 30, 2009, the three months ended June 30, 2008, the nine months ended June 30, 2009, the nine months ended June 30, 2008 and for the Period from Inception (October 10, 2006) to June 30, 2009;

F-3	Statements of Stockholders' Equity from Inception (October 10, 2006) to June 30, 2009;
F-4	Statements of Cash Flows for the nine months ended June 30, 2009, the nine months ended June 30, 2008 and for the Period from Inception (October 10, 2006) to June 30, 2009;
F-5	Notes to Financial Statements;
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

-3- Table of Contents RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)

ASSETS

	June 30, 2009	September 30, 2008
	(Unaudited)

CURRENT ASSETS

Cash	$11,629	$41,454
Prepaid expenses	-	2,500

Total Current Assets	11,629	43,954

FIXED ASSETS

Property and Equipment, net	4,202	5,228

Total Fixed Assets	4,202	5,228

OTHER ASSETS

Lease Deposits	6,500	6,500

Total Other Assets	6,500	6,500

TOTAL ASSETS	$22,331	$55,682

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,397	$124

Total Current Liabilities	2,397	124

STOCOKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized, 5,214,000 and 5,014,000
shares issuer and outstanding, respectively	5,214	5,014
Additional paid-in capital	127,486	107,686
Deficit accumulated during the development stage	(112,766)	(57,142)

Total Stockholders' Equity	19,934	55,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,331	$55,682

The accompanying notes are an integral part of these financial statements. PAGE F-1 -4- Table of Contents RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS (UNAUDITED)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on October 10,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation expense	342	440	1,026	880	2,514
General and administrative	11,667	12,011	54,598	13,645	112,980

Total Operating Expenses	12,009	12,451	55,624	14,525	115,494

INCOME (LOSS) FROM OPERATIONS	(12,009)	(12,451)	(55,624)	(14,525)	(115,494)

OTHER EXPENSES

Interest income	-	389	-	962	2,728

Total Other Expenses	-	389	-	962	2,728

NET LOSS	$(12,009)	$(12,062)	$(55,624)	$(13,563)	$(112,766)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,014,548	5,014,000	5,014,548	5,014,000

The accompanying notes are an integral part of these financial statements. PAGE F-2 -5- Table of Contents RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

					Deficit
					Accumulated
			Additional		During hhe	Total
	Common Stock		Paid-In		Development	Stockholders'
	Shares	Amount	Capital		Stage	Equity

Balance, October 10, 2006	-	$-	$-		$-	$-

Shares issued for cash
at $0.004 per share	3,000,000	3,000	9,000		-	12,000

Shares issued for cash
at $0.05 per share	2,014,000	2,014	98,686		-	100,700

Net loss since inception
through September 30, 2007	-	-	-		(19,190)	(19,190)

Balance, September 30, 2007	5,014,000	5,014	107,686		(19,190)	93,510

Net loss for the year
ended September 30, 2008	-	-	-	-	(37,952)	(37,952)

Balance, September 30, 2008	5,014,000	5,014	107,686		(57,142)	55,558

Shares issued for cash
at $0.10 per share	200,000	200	19,800		-	20,000

Net loss for the nine months
ended June 30, 2009	-	-	-		(55,624)	(55,624)

Balance, June 30, 2009	5,214,000	$5,214	$127,486		$(112,766)	$19,934

The accompanying notes are an integral part of these financial statements. PAGE F-3 -6- Table of Contents RECIPE KITS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)

			From Inception
	For the Nine	For the Nine	on October 10,
	Months Ended	Months Ended	2006 Through
	June 30,	June 30,	June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(55,624)	$(25,625)	$(112,766)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	1,026	1,320	2,638
Changes in operating assets and liabilities:
Changes in deposits and prepaid expenses	2,500	-	(6,500)
Changes in accounts payable and
accrued expenses	2,273	1,176	2,397

Net Cash Used by Operating Activities	(49,825)	(23,129)	(114,231)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(6,840)

Net Cash Used by Investing Activities	-	-	(6,840)

FINANCING ACTIVITIES

Common stock issued for cash	(20,000)	-	132,700

Net Cash Provided by Financing Activities	(20,000)	-	132,700

NET DECREASE IN CASH	(29,825)	(23,129)	11,629

CASH AT BEGINNING OF PERIOD	41,454	85,414	-

CASH AT END OF PERIOD	$11,629	$62,285	$11,629

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.

Notes to the Condensed Financial Statements
June 30, 2009 and September 30, 2008

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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
June 30, 2009 and September 30, 2008

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

The accompanying notes are an integral part of these financial statements.

RECIPE KITS, INC.

Notes to the Condensed Financial Statements
June 30, 2009 and September 30, 2008

NOTE 3 -

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 4	SIGNIFICANT EVENTS On June 29, 2009, the Company issued 200,000 shares of its common stock for cash at $0.10 per share.

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

In the initial approximately thirty two month operating period from October 10, 2006 (inception) to June 30, 2009, the Company generated no revenues while incurring $112,980 in general and administrative expenses and $2,514 in total depreciation expenses. When combined with $2,728 in interest income, the Company had a cumulative net loss of $112,766 for the period then ended from inception, which is equivalent to $(0.02) per share.

During the three months ended June 30, 2009, the Company generated $0 in revenues incurring $11,667 in general and administrative expenses and $342 in total depreciation expenses, for a cumulative net loss of $12,009 for the period. This is compared to a cumulative loss of $12,062 for the three months then ended 2008. The net loss for both periods is attributable primarily to the continuing costs of start-up operations..

Liquidity and Capital Resources

As of June 30, 2009, the Company had $9,232 in working capital. The Company’s total current assets as of June 30, 2009 consisted of $11,629 in cash, $4,202 in fixed assets and $6,500 in other assets for a total of $22,331.

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

Capital Resources and Liquidity

At June 30, 2009, we had working capital of approximately $9,232. We believe we can not satisfy our cash requirements for the next twelve months with our current cash, unless we are able to either obtain a short term loan or raise funds through our Form S-1 effective registration statement. Therefore, we may not be able to successfully effectuate our business plan until and unless we are successful in raising additional funds.

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

-15- Table of Contents

inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30th, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30th, 2009.

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

-16- Table of Contents

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

-17- Table of Contents

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5. Other Information.

None

Item 6. Exhibits.

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
-18- Table of Contents
b) Reports on Form 8-K
During the quarter ending on June 30, 2009, RECIPE KITS, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None
-19- Table of Contents
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Recipe Kits, Inc.
(Registrant)
Signature	Title	Date
/s/ Richard Cheang	President & CEO, Director	August 19, 2009
Richard Cheang

/s/ Peter Pei Hwa Yang	Treasurer & CFO, Director	August 19, 2009
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Financial Officer	August 19, 2009
Peter Pei Hwa Yang

/s/ Peter Pei Hwa Yang	Principal Accounting Officer	August 19, 2009
Peter Pei Hwa Yang

-20-